Form 10-Q
period 2026-03-31
YAN CHUANG GROUP INC.
filed 2026-06-10
CIK 2086503

Table of Contents

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

☐   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-290569

YAN CHUANG GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	7371	39-4573433
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

4711 Yonge St., 10th Floor,

Toronto, ON, Canada, M2N 6K8

Tel: +1 (647)-777-7888

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Title of Each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 Class B Common issued and outstanding as of June 4, 2026.

YAN CHUANG GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim financial statements of YAN CHUANG GROUP INC. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

YAN CHUANG GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$22,833	$37,333
Total current assets	22,833	37,333
TOTAL ASSETS	$22,833	$37,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$18,600	$16,100
Total current liabilities	18,600	16,100
Total Liabilities	18,600	16,100

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	42,521	40,000
Accumulated deficit	(48,288)	(28,767)
Total Stockholders’ Equity	4,233	21,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,833	$37,333

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$–	$–	$–	$–

OPERATING EXPENSES
General and administrative expenses	8,051	–	19,521	–
Total operating expenses	(8,051)	–	(19,521)	–

Loss before provision for income taxes	(8,051)	–	(19,521)	–

Provision for income taxes	–	–	–	–

Net loss	$(8,051)	$–	$(19,521)	$–

Loss per common share:
Basic and Diluted	$(0.00)	$–	$(0.00)	$–

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,000,000	–	10,000,000	–

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JUNE 4, 2025) TO JUNE 30, 2025

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at June 4, 2025 (Inception)	–	$–	$–	$–	$–
Shares issued	10,000,000	10,000	40,000	–	50,000
Net loss	–	–	–	(28,767)	(28,767)
Balances as of June 30, 2025	10,000,000	$10,000	$40,000	$(28,767)	$21,233

YAN CHUANG GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2025 TO March 31, 2026 (Unaudited)

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2025	10,000,000	$10,000	$40,000	$(28,767)	$21,233
Capital accounts	–	–	243	–	243
Net loss	–	–	–	(7,243)	(7,243)
Balances as of September 30, 2025	10,000,000	$10,000	$40,243	$(36,010)	$14,233

Balance at October 1, 2025	10,000,000	$10,000	$40,243	$(36,010)	$14,233
Capital accounts	–	–	727	–	727
Net loss	–	–	–	(4,227)	(4,227)
Balances as of December 31, 2025	10,000,000	$10,000	$40,970	$(40,237)	$10,733

Balance at January 1, 2026	10,000,000	$10,000	$40,970	$(40,237)	$10,733
Capital accounts	–	–	1,551	–	1,551
Net loss	–	–	–	(8,051)	(8,051)
Balances as of March 31, 2026	10,000,000	$10,000	$42,521	$(48,288)	$4,233

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2026	Nine months ended March 31, 2025
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,521)	$–
Changes in accrued expenses and other liabilities	5,021	–
Net cash used in operating activities	(14,500)	–

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	–	–
Proceeds from disposal of property and equipment	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	–	–
Changes in capital accounts	–	–
Proceeds from Issuance of Common Stock	–	–
Net cash provided by financing activities	–	–

Change in cash and equivalents	(14,500)	–
Cash and equivalents at beginning of the period	37,333	–
Cash and equivalents at end of the period	$22,833	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Disclosure of Debt Forgiveness

During the reporting period, the Company’s sole officer and director, Mr. John Ng, forgave certain indebtedness owed by the Company in the aggregate amount of $2,521.

In accordance with U.S. GAAP, the total amount of forgiven debt of $2,521 was recorded as an increase to Additional Paid-In Capital within equity, and was not recognized as a gain in the statement of profit or loss. This transaction is non-cash in nature and accordingly has not been included in the statement of cash flows.

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

YAN CHUANG GROUP INC. (“Company”) was incorporated in Nevada on June 4, 2025, under the laws of Nevada. We are a startup that aims to develop financial services technology and provide software development services to our clients through our fintech software applications.

NOTE 2 – GOING CONCERN

The financial statements of the Company have been prepared under the assumption that the Company will continue its operations as a going concern. This assumes the continuity of the Company’s operations and liability liquidation in the normal course of business.

The Company has not generated any operating revenue to date. The Company incurred operating expenses of $28,767 for the period from June 4, 2025 to June 30, 2025, and $19,521 for the nine months ended March 31, 2026. This may raise doubts regarding the Company’s ability to continue as a going concern.

Unless the Company can raise sufficient capital through its initial public offering to implement its business plan, its current cash position may not be adequate to sustain ongoing operations over the long term. The Company’s ability to continue as a going concern is highly dependent on the success of its fundraising efforts and the execution of its business plan, neither of which can be assured.

The assets and liabilities of the financial statements reported in this filing were not adjusted to reflect the Company’s condition should it become unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s management team is responsible for selecting appropriate accounting policies and their application throughout the accounting cycle. The most important accounting policies tend to center around complicated and subjective judgements in conformity to the general accounting principles accepted in the United States. The management may need to make estimates and predictions, which will affect the amount reported in the financial statements.

Basis of Presentation

The Company’s financial statements are prepared in accordance with the generally accepted accounting principles in the United States of America, with its financial figures presented in US dollars. The Company has adopted the fiscal year end to be June 30th, 2025.

Estimates Usage

In conformity to the US generally accepted accounting principles, the Company’s management is required to make assumptions and estimates in order to reflect the financial condition of the Company, which may affect the reported amount of assets, liabilities at the date of the financial report, as well as the reported amount of revenues and expenses through the financial period. Actual results could differ materially from these amounts.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Related Parties

The Company identifies and discloses related party transactions in accordance with FASB ASC 850-10. Related parties include the Company's management, principal owners, affiliates, and any other entity where one party can control or significantly influence the other, potentially affecting the terms of their transactions.

Recent Accounting Pronouncements

The Company’s management has evaluated all of the recently issued but not yet effective accounting standards that were issued or proposed by the FASB or other standards-setting entities through the filing date of the financial statements within this filing, and has determined that the future adoption of any of the aforementioned pronouncements will not have a material impact on the Company’s financial condition and operational results.

NOTE 4 – STOCKHOLDER’S EQUITY

Upon formation, the Company issued 10,000,000 of class B common shares, par value $0.001, for a total of $10,000, which are held by SILVER SAND FINTECH PTE. LTD., which is wholly owned by our sole officer and director, John Ng.

NOTE 5 – RELATED-PARTY TRANSACTIONS

For the nine months ended March 31, 2026, the Company’s sole officer and director, Mr. John Ng, forgave indebtedness of $2,521. This amount represents the total outstanding debt forgiveness balance as of March 31, 2026.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Agreements

As of March 31, 2026, the Company has not signed any contractual agreements with another party.

Litigation

As of March 31, 2026, the Company was not subject to any legal proceedings. There are no legal proceedings that are pending for the Company, and no legal proceedings were threatened to the best of our knowledge.

NOTE 7 – FOREIGN CURRENCY

As a company incorporated in the United States, all of our transactions have been denominated in U.S. dollars, and all financial figures have been reported in U.S. dollars. This may change, however, if the Company decides to operate outside of the United States in the future.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to June 4, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements. The Company’s management evaluated the events that occurred after the financial report date of March 31th, 2026 and has determined that there are no subsequent events that are reportable to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The Company has not generated any operating revenue to date. The Company incurred operating expenses of $28,767 for the period from June 4, 2025 to June 30, 2025, and $19,521 for the nine months ended March 31, 2026. This may raise doubts regarding the Company’s ability to continue as a going concern.

Unless the Company can raise sufficient capital through its initial public offering to implement its business plan, its current cash position may not be adequate to sustain ongoing operations over the long term. The Company’s ability to continue as a going concern is highly dependent on the success of its fundraising efforts and the execution of its business plan, neither of which can be assured.

The assets and liabilities of the financial statements reported in this filing were not adjusted to reflect the Company’s condition should it become unable to continue as a going concern.

DESCRIPTION OF BUSINESS

Description of Business

YAN CHUANG GROUP INC. aims to revolutionize the financial service application software development industry by developing cutting-edge software solutions in asset management, insurance, and other financial services for insurance broker and financial advisor clients. Our mission is to empower individuals and organizations with innovative tools that enhance financial decision-making, improve risk management, and streamline operations.

Our fintech software application development company develops tailored software solutions that support financial institutions in their digital transformation. By leveraging AI, blockchain, and cloud-based technologies, we provide scalable, adaptable financial software that addresses core business needs, enhances efficiency, and improves customer satisfaction.

In our product offerings, we plan to incorporate blockchain technology to enhance the security and transparency of certain financial transactions. Specifically, blockchain may be used to create a secure and immutable ledger for recording and verifying transactions. This could involve the tokenization of assets, where traditional financial instruments are represented as digital tokens on a blockchain. These tokens can then be traded and settled on a blockchain network, potentially reducing the need for intermediaries and increasing the speed and efficiency of transactions. However, the final implementation and scope of this technology are still under development and subject to change.

Additionally, we intend to utilize cloud-based technologies to store and manage data, as well as to perform certain computational tasks. This approach allows us to offload some processes from local devices to secure cloud servers, potentially improving the speed and performance of our applications. While these technologies are still in the development stage, we believe they will play a crucial role in the future of financial services. As financial technology continues to evolve, institutions that embrace custom fintech innovations will gain a competitive edge in delivering secure, efficient, and data-driven financial services

Employees

We are a development stage company and currently have no employees. John Ng, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as-needed basis.

DESCRIPTION OF PROPERTY

The Company's registered business office is located at 4711 Yonge St., 10th Floor, Toronto, ON, Canada, M2N 6K8. This address is provided by John Ng for no considerations. No rent has been paid for the usage of this property and there is no agreement to pay rent for this property in the future.

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended March 31, 2026

Revenues

Yan Chuang Group Inc. had not commenced operations as of March 31, 2026. Consequently, the Company generated no revenue and reported a net loss of $8,051 for the three-month period ending March 31, 2026. We are currently awaiting the completion of our investment funding, which will provide the necessary capital to initiate and sustain business activities. Yan Chuang Group Inc. was incorporated on June 4, 2025; therefore, no financial information is available for the corresponding period in the prior fiscal year.

Operating Expenses

During the three months ending March 31, 2026, We have incurred $8,051 in operating expenses, resulting in a net loss of $8,051. During the nine months ending March 31, 2026, we incurred $19,521 in operating expenses, resulting in a net loss of $19,521. The operating expenses were mainly purposed for our initial public offering, so we may receive the funding necessary to begin business operations.

Liquidity and Capital Resources

As of March 31, 2026, our total assets were $22,833, which were comprised entirely of cash and equivalents. We had $18,600 of current liabilities and had no non-current liabilities. We had $4,233 of shareholder’s equity as of March 31, 2026.

For the nine months ended March 31, 2026, net cash used in operating activities amounted to $14,500. There were no cash flows from investing or financing activities. Accordingly, the Company’s net decrease in cash totaled $14,500 for the period from July 1, 2025 through March 31, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information available to evaluate our performance. We remain in the start-up stage and have generated only limited revenues to date. Our business is subject to the risks inherent in establishing a new enterprise, including constrained capital resources.

We cannot provide assurance that future financing will be available on acceptable terms. If adequate financing is not obtained, we may be unable to sustain, develop, or expand our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

As a Smaller Reporting Company, the Company is exempt from the risk factor disclosure requirements of Regulation S-K Item 105. There have been no material changes to the Company's risk profile since incorporation. For a discussion of risks associated with a development-stage company, refer to the Company's future Form 10-K filing when available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Canada on June 10, 2026.

YAN CHUANG GROUP INC.

By:	/s/ John Ng
Name:	John Ng
Title:	President, Treasurer, Secretary, Director, Chief Executive, Financial, and Accounting Officer

