Form 10-K
period 2026-06-30
YAN CHUANG GROUP INC.
filed 2026-10-13
CIK 2086503

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 333-290569

_____________________

YAN CHUANG GROUP INC.

(Exact name of registrant as specified in its charter)

_____________________

Nevada	39-4573433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4711 Yonge St., 10th Floor, Toronto, ON, Canada	M2N 6K8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   Tel: +1 (647)-777-7888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, $0.001 par value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the shares Yan Chuang Group Inc. common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2025, was $0.

The registrant had 10,019,730 common shares issued and outstanding as of June 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None of the following documents are incorporated by reference: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

i

PART I

Item 1. Business.

Our Business

YAN CHUANG GROUP INC. was incorporated in Nevada on June 4, 2025. We are a development stage company and intend to commence commercial operations in the fintech software application development businesses. Our principal office address is located at 4711 Yonge St., 10th Floor, Toronto, ON, Canada, M2N 6K8. Our telephone number is +1 (647)-777-7888. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and as of this filing we have earned no revenue. It is likely that we will not be able to achieve profitability and would be forced to cease operations due to the lack of funding. We are not a blank check registrant, as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We aim to revolutionize the financial service application software development industry by developing cutting-edge software solutions in asset management, insurance, and other financial services for insurance broker and financial advisor clients. Our mission is to empower individuals and organizations with innovative tools that enhance financial decision-making, improve risk management, and streamline operations.

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

Additionally, we intend to utilize cloud-based technologies to store and manage data, as well as to perform certain computational tasks. This approach allows us to offload some processes from local devices to secure cloud servers, potentially improving the speed and performance of our applications. While these technologies are still in the development stage, we believe they will play a crucial role in the future of financial services. As financial technology continues to evolve, institutions that embrace custom fintech innovations will gain a competitive edge in delivering secure, efficient, and data-driven financial services.

Product Offerings

We intend to develop integrated financial services software applications that seamlessly combine asset management, insurance, and financial advising services.

Depending on funds raised through this offering, we plan on developing either a single application or separate application that facilitate and integrate:

-	Asset Management Software: Advanced portfolio management tools enabling automated investment strategies, real-time analytics, and performance tracking.

-	Insurance Solutions: Comprehensive insurance software that provides risk assessment, policy management, and claims processing.

-	Financial Services Software: Broad suite of financial tools including budgeting, financial planning, and compliance management.

Marketing and Advertising

We are a development stage company and have not conducted any marketing or advertising for the period between July 1, 2025 to June 30, 2026.

Employees

We are a development stage company and currently have no employees. John Ng, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as-needed basis.

Office

Our business office is located at 4711 Yonge St., 10th Floor, Toronto, ON, Canada, M2N 6K8. This is the office provided by our President and Director, John Ng. We do not pay any rent to Mr. Ng and there is no agreement to pay any rent in the future.

Our telephone number is +1 (647) 777-7888.

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies

Item 1C. Cybersecurity.

For the reporting period, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Once we begin our operations, we may implement robust cybersecurity measures to protect our data and systems. Our policies may include regular risk assessments, employee training, and incident response plans. The board may oversee our cybersecurity strategy, ensuring appropriate risk mitigation. Technical controls like firewalls and encryption safeguard our information, while continuous monitoring allows prompt incident response. In case of a cybersecurity incident, we may establish procedures for reporting, investigating, and mitigating impacts, with timely disclosure to stakeholders.

However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties.

We do not own any real estate or other properties. Our business office is located at 4711 Yonge St., 10th Floor, Toronto, ON, Canada, M2N 6K8. This is the office provided by our President and Director, John Ng. We do not pay any rent to Mr. Ng and there is no agreement to pay any rent in the future.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public market for our common stock.

We intend to seek a market maker to file an application with FINRA to have our common stock quoted on the OTC Markets. We will have to satisfy certain criteria in order for our application to be accepted. There can be no assurance as to whether we will meet the requisite criteria or that our application will be accepted. Our common stock may never be quoted on the OTC Markets, or, even if quoted, a public market may not materialize. There can be no assurance that an active trading market for our shares will develop, or, if developed, that it will be sustained.

Holders

As of June 30, 2026, there were approximately 58 holders of record of the Registrant’s common stock. This number does not include beneficial owners whose shares are held in “street name” by banks, brokers, or other nominees.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2026.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statement notice

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this annual report and in our consolidated financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Going Concern

In accordance with Accounting Standards Update ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASU 205-40, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has not generated any operating revenue to date. The Company incurred operating expenses of $28,767 for the period from June 4, 2025 to June 30, 2025, and $75,448 for the twelve months ended June 30, 2026. This may raise doubts regarding the Company’s ability to continue as a going concern.

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

Additionally, we intend to utilize cloud-based technologies to store and manage data, as well as to perform certain computational tasks. This approach allows us to offload some processes from local devices to secure cloud servers, potentially improving the speed and performance of our applications. While these technologies are still in the development stage, we believe they will play a crucial role in the future of financial services. As financial technology continues to evolve, institutions that embrace custom fintech innovations will gain a competitive edge in delivering secure, efficient, and data-driven financial services.

Employees

We are a development stage company and currently have no employees. John Ng, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as-needed basis.

DESCRIPTION OF PROPERTY

The Company’s registered business office is located at 4711 Yonge St., 10th Floor, Toronto, ON, Canada, M2N 6K8. This address is provided by John Ng for no considerations. No rent has been paid for the usage of this property and there is no agreement to pay rent for this property in the future.

RESULTS OF OPERATIONS

Results of operations for the fiscal year ended June 30, 2026

Revenues

Yan Chuang Group Inc. had not generated any revenue as of June 30, 2026 and the Company reported a net loss of $75,448 for the annual period ending June 30, 2026. We are currently awaiting the completion of our investment funding, which will provide the necessary capital to initiate and sustain business activities.

Operating Expenses

During the fiscal year ending June 30, 2026, We have incurred $75,448 in operating expenses, resulting in a net loss of $75,448. The operating expenses were mainly purposed for our initial public offering and maintaining compliance as a reporting company, so we may receive the funding necessary to begin business operations.

Liquidity and Capital Resources

As of June 30, 2026, our total assets were $43,618, which were comprised entirely of cash and equivalents. We had $55,129 of current liabilities and had no non-current liabilities. We had $11,511 of shareholder’s deficit as of June 30, 2026.

For the year ended June 30, 2026, net cash used in operating activities amounted to $36,419. There were no cash flows from investing activities. As the Company is conducting its public offering, we have received $42,704 of cash flow from financing activities. As a result, the Company’s net increase in cash totaled $6,285 for the period from July 1, 2025 through June 30, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is very little historical financial information available to evaluate our performance. We remain in the start-up stage and our business is subject to the risks inherent in establishing a new enterprise, including constrained capital resources.

We cannot provide assurance that future financing will be available on acceptable terms. If adequate financing is not obtained, we may be unable to sustain, develop, or expand our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

YAN CHUANG GROUP INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of YAN CHUANG GROUP INC. (the “Company”) as of June 30, 2026, and 2025, and the related statements of operations, changes in stockholders’ equity (deficit), for each of the two years for the period ended June 30, 2026, and 2025, and cash flows for the years ended June 30, 2026, and 2025, and the related notes and schedules (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026, and 2025 and the results of its consolidated operations and its cash flows for the years ended June 30, 2026, and 2025, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The

Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $104,215 and a Net Loss from operations amounting to $75,448 for the period ended June 30, 2026. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB.

Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Accounting Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of June 30, 2026.

Newhall, California

October 10, 2026

PCAOB # 6235

We have served as the Company’s auditor since 2025.

YAN CHUANG GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$43,618	$37,333
Total current assets	43,618	37,333
TOTAL ASSETS	$43,618	$37,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$14,949	$16,100
Other payable	200	–
Amount due to (from) a director	39,980	–
Total current liabilities	55,129	16,100
Total Liabilities	55,129	16,100

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 10,019,730 shares issued and outstanding	10,020	10,000
Additional paid-in-capital	82,684	40,000
Accumulated deficit	(104,215)	(28,767)
Total Stockholders’ Equity	(11,511)	21,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,618	$37,333

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended June 30, 2026	From inception (June 4, 2025) to June 30, 2025

Revenue	$–	$–

OPERATING EXPENSES
General and administrative expenses	75,448	28,767
Total operating expenses	75,448	28,767
Loss before provision for income taxes	(75,448)	(28,767)

Provision for income taxes	–	–

Net loss	$(75,448)	$(28,767)

Loss per common share:
Basic and Diluted	$0.01	$0.00

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	10,019,730	10,000,000

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

YAN CHUANG GROUP INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1, 2025 TO June 30, 2026

			Additional
	Common Stock		Paid-In-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at July 1, 2025	10,000,000	$10,000	$40,000	$(28,767)	$21,233
Capital accounts	–	–	243	–	243
Net loss	–	–	–	(7,243)	(7,243)
Balances as of September 30, 2025	10,000,000	$10,000	$40,243	$(36,010)	$14,233

Balance at October 1, 2025	10,000,000	10,000	40,243	(36,010)	14,233
Capital accounts	–	–	727	–	727
Net loss	–	–	–	(4,227)	(4,227)
Balances as of December 31, 2025	10,000,000	$10,000	$40,970	$(40,237)	$10,733

Balance at January 1, 2026	10,000,000	10,000	40,970	(40,237)	10,733
Capital accounts	–	–	1,551	–	1,551
Net loss	–	–	–	(8,051)	(8,051)
Balances as of March 31, 2026	10,000,000	$10,000	$42,521	$(48,288)	$4,233

Balance at April 1, 2026	10,000,000	10,000	42,521	(48,288)	4,233
Common Stock	19,730	20	–	–	20
Capital accounts	–	–	40,163	–	40,163
Net loss	–	–	–	(55,927)	(55,927)
Balances as of June 30, 2026	10,019,730	$10,020	$82,684	$(104,215)	$(11,511)

The accompanying notes are an integral part of these financial statements.

YAN CHUANG GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2026	From inception (June 4, 2025) to June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,448)	$(28,767)
Changes in accrued expenses and other liabilities	39,029	16,100
Net cash used in operating activities	(36,419)	(12,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	–	–
Proceeds from disposal of property and equipment	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	–	–
Changes in capital accounts	3,500	50,000
Proceeds from Issuance of Common Stock	39,204	–
Net cash provided by financing activities	42,704	50,000

Change in cash and equivalents	6,285	37,333
Cash and equivalents at beginning of the period	37,333	–
Cash and equivalents at end of the period	$43,618	$37,333

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

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

YAN CHUANG GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2026

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

The Company has not generated any operating revenue to date. The Company incurred operating expenses of $28,767 for the period from June 4, 2025 to June 30, 2025, and $75,448 for the twelve months ended June 30, 2026. This may raise doubts regarding the Company’s ability to continue as a going concern.

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

Basis of Presentation

The Company’s financial statements are prepared in accordance with the generally accepted accounting principles in the United States of America, with its financial figures presented in US dollars. The Company has adopted the fiscal year end to be June 30.

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

Related Parties

The Company identifies and discloses related party transactions in accordance with FASB ASC 850-10. Related parties include the Company’s management, principal owners, affiliates, and any other entity where one party can control or significantly influence the other, potentially affecting the terms of their transactions.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s total authorized shares of $0.001 par value class B common shares is 100,000,000.

Upon its formation, the Company issued 10,000,000 of class B common shares, for a total of $10,000, which are held by SILVER SAND FINTECH PTE. LTD., which is wholly owned by our sole officer and director, John Ng.

As of June 30, 2026, the Company had 10,019,730 shares of Class B common stock issued and outstanding, of which 19,730 shares were issued in connection with the Company's public offering pursuant to its Form S-1 registration statement, declared effective on March 31, 2026.

NOTE 5 – RELATED-PARTY TRANSACTIONS

For the twelve months ended June 30, 2026, the Company’s sole officer and director, Mr. John Ng, forgave indebtedness of $2,521. This amount represents the total outstanding debt forgiveness balance as of June 30, 2026.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual Agreements

As of June 30, 2026, the Company has not signed any contractual agreements with another party.

Litigation

As of June 30, 2026, the Company was not subject to any legal proceedings. There are no legal proceedings that are pending for the Company, and no legal proceedings were threatened to the best of our knowledge.

NOTE 7 – FOREIGN CURRENCY

As a company incorporated in the United States, all of our transactions have been denominated in U.S. dollars, and all financial figures have been reported in U.S. dollars. This may change, however, if the Company decides to operate outside of the United States in the future.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to September 30, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements. The Company’s management evaluated the events that occurred after the financial report date of June 30th, 2026 and has determined that there are no subsequent events that are reportable to be disclosed.

NOTE 9 – INCOME TAXES

The components of the Company’s provision for federal income tax for the fiscal year ended June 30, 2026 and the year ended June 30, 2025 consist of the following:

	June 30, 2026	June 30, 2025
Federal income tax benefit attributable to:
Current operations	$75,448	$28,767
Less: valuation allowance	(75,448)	(28,767)
Net provision for federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2026	June 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$15,844	$6,041
Less: valuation allowance	(15,844)	(6,041)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $104,215 as of June 30, 2026, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

For the fiscal year ended June 30, 2026, taxable income/loss and accrued income taxes by jurisdiction are as follows:

Jurisdiction	Taxable Income/Loss (USD)	Accrued Income Taxes (USD)
United States	$(75,448)	$–
Total	$(75,448)	$–

Reconciliation of Effective Income Tax Rate

Item	Total Amount ($)	% of Income (Loss) Before Income Taxes
Tax at U.S. federal statutory rate	(15,844)	21.00%
Effect of not recognizing deferred tax assets on tax losses	15,844	(21.00%	)
Effective income tax expense	–	–

NOTE 10 – MATERIAL NON-PUBLIC INFORMATION

Pursuant to Item 402(x) (Item 11) of Regulation S-K, the Company is required to disclose policies and practices regarding the timing of option awards in relation to the disclosure of material nonpublic information, tabular information on option awards granted to named executive officers within the specified period, and tag such disclosures in XBRL.

For the fiscal year ended June 30, 2026, the Company had no relevant events or transactions that require disclosure under this Item. Specifically, no options were granted to named executive officers during the period starting four business days before and ending one business day after the filing of the Company’s Form 10-Q, Form 10-K, or any current report on Form 8-K (other than a Form 8-K used to disclose the grant of a new material option award under Item 5.02(e) of Form 8-K) that discloses material nonpublic information. In addition, the Company had no policies, practices, or actions related to the timing of option awards in connection with the disclosure of material nonpublic information to report.

Accordingly, no narrative or tabular disclosures are required under Item 402(x) (Item 11) for the fiscal year ended June 30, 2026, and no XBRL tagging is necessary for such disclosures.

NOTE 11 – EARNINGS (LOSS) PER COMMON SHARE

The Company calculates the weighted average number of common shares outstanding using a monthly time-weighting convention. Under this method, shares issued or repurchased during a month are weighted for the portion of the month they were outstanding, and the resulting monthly average is weighted equally across the reporting period. Management has determined that this method does not differ materially from a daily time-weighting calculation.

For the fiscal year ended June 30, 2026, the Company had 10,000,000 common shares outstanding at the beginning of the period and issued 19,730 common shares during the year, resulting in 10,019,730 common shares outstanding at the end of the period. The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share was 10,002,420.

The Company reported a net loss of 75,448 for the fiscal year ended June 30, 2026. Basic and diluted loss per share for the period was 0.01. Because the Company had no potentially dilutive securities outstanding during the period, diluted loss per share is the same as basic loss per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position
John Ng	48	President, Treasurer, Secretary and Director (Principal Executive, Financial, and Accounting Officer)

John Ng has acted as our President, Treasurer, Secretary and sole Director since we incorporated on June 4, 2025. Mr. Ng, through his wholly owned Singapore company, SILVER SAND FINTECH PTE. LTD., owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Ng was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. For the last 20 years, Mr. Ng has been working in business development and broadening his understanding of finance and tech.

John Ng has served as the Yan Chuang Group Inc.’s sole officer since its inception, and holds the titles of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Secretary. He brings over two decades of experience in corporate finance, startup development, company creation and governance. From 2020, Mr. Ng has been a Director at CIC Capital Management Limited, where he oversees corporate governance, corporate development and ESG initiatives. Between 2017 and 2021, he served as an Independent Director of United Food Holdings Limited (SGX:AZR), acting as Chairman of the Remuneration Committee and as a member of both the Audit and Nomination Committees, with responsibility for executive compensation, financial reporting oversight, and board succession planning. Prior to that, from 2013 to 2020, Mr. Ng was Vice President of Amasse Capital Limited (HKEX:8168). In that role, he advised Hong Kong–listed companies on Exchange listing rules, led corporate development engagements, and liaised with the Securities and Futures Commission and the Stock Exchange of Hong Kong.

From 2006 to 2011, Mr. Ng served as Managing Partner (and from 2004 to 2006 as Vice President) of Zeuspac Capital Inc., where he managed the full private-equity deal cycle—origination, financial modelling, due diligence, negotiation and closing—for U.S., Canadian, Hong Kong and PRC institutional and private investors. He led transaction teams, drafted investment memos for committee review, negotiated limited-partner agreements, and established risk management and internal-control standards, in addition to supervising post-investment portfolio valuation and investor reporting.

Earlier in his career, Mr. Ng was a Financial Consultant at Desjardins Securities (2003–2004), contributing to the management of a US$300 million asset portfolio, developing and executing sales plans and client investment strategies, and constructing sector-level return projections; and served in the Research Department of Maison Placement Canada Inc. (2002–2003), where he designed and maintained a VBA/MS Access mutual-fund database and conducted financial analysis of the gold-production sector.

Mr. Ng holds an Executive Master of Business Administration from Shanghai Jiao Tong University (2007) and a Bachelor of Arts with Honours in Economics and Sociology from Trent University (2001). He is fluent in English, Cantonese and Mandarin.

During the past ten years, John Ng has not been involved in any legal proceedings material to an evaluation of his integrity or ability to act as an officer or director of the company.

During the past ten years, Mr. Ng has not been subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Ng was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Ng’s involvement in any type of business, securities or banking activities;

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Employment Agreements

There are no current employment agreements between the Company and its Officer and Director.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Insider Trading Policy

We maintain insider trading policies and procedures applicable to the Company and our directors, officers, and employees, in accordance with Item 408(b) under Regulation S-K, reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing exchange requirements. Our insider trading policies are included in our Yan Chuang Group Inc. Code of Ethics and Business Conduct, which was filed as Exhibit 99.2 to our registration statement on Form S-1 that was filed on March 31, 2026, and is incorporated herein by reference.

Item 11. Executive Compensation.

The following table sets forth director compensation for the period from July 1, 2025 to June 30, 2026:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Ng (1) President, CEO, CFO, Secretary, Treasurer, and Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its Officer and Director.

Mr. Ng currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

2025 Grants of Plan-Based Awards

None.

Outstanding Equity Awards at Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of June 30, 2026, of our class B common stock by each of our directors and executive officers, by all of our executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2026, there were 10,019,730 shares of our common stock issued and outstanding. All persons named have sole voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
SILVER SANDS FINTECH PTE. LTD. 2 Shenton Way, #15-04, SGX Centre l Singapore 068804 (John Ng)	10,000,000 Class B Common Stock	99.80%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. In this case there are no convertible securities and no acquisition rights outstanding. As a result, the percentage of outstanding shares of the person shown in this table reflects the person’s actual ownership or voting power with respect to the number of shares of class B common stock outstanding June 30, 2026. As of June 30, 2026, we had 10,019,730 shares of our class B common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

For the twelve months ended June 30, 2026, the Company’s sole officer and director, Mr. John Ng, forgave indebtedness of $2,521. This amount represents the total outstanding debt forgiveness balance as of June 30, 2026.

Director Independence

Our Board of Directors is currently composed of one member, John Ng, who does not qualify as an independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2026 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fiscal Year Ended June 30, 2026
Audit Fees	$20,500
Audit Related Fees	–
Tax Fees	–
All Other Fees	–
Total	$20,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

a.	Financial statements for our company are listed in the index under Item 8 of this document

b.	All financial statement schedules are omitted because they are not applicable, not material or the required information

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation and Nevada Business License of Yan Chuang Group Inc. (Incorporated by reference from the Form S-1 registration statement filed on March 31, 2026)
3.2	Amended and Restated Articles of Incorporation of Yan Chuang Group Inc. (Incorporated by reference from the Form S-1 registration statement filed on March 31, 2026)
3.3	Bylaws of Yan Chuang Group Inc. (Incorporated by reference from the Form S-1 registration statement filed on March 31, 2026)
14.1	Yan Chuang Group Inc. Code of Ethics and Business Conduct (Incorporated by reference from the Form S-1 registration statement filed on March 31, 2026)
19.1	Insider Trading Policy – Included in Exhibit 14.1 of this Form 10-K and (incorporated by reference from the Form S-1 registration statement filed on March 31, 2026, the Yan Chuang Group Inc.) Code of Ethics and Business Conduct
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Filed herewith.

Item 16. Form 10-K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAN CHUANG GROUP INC.

Date: October 13, 2026	By: /s/ John Ng
John Ng Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Ng	Chief Executive Officer and Director	October 13, 2026
John Ng	(Principal Executive Officer)

